Form 10QSB
period 1999-09-30
LEHIGH ACRES FIRST NATIONAL BANCSHARES INC
filed 1999-11-19
CIK 1089109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from            to
                                           ----------     -----------

                        Commission file number 333-81551
                                               ---------

                  Lehigh Acres First National Bancshares, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Florida                                            65-0921046
----------------------------------------    ------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

 1300 Homestead Road N.
 Lehigh Acres, FL                                           33936
----------------------------------------    ------------------------------------
 (Address of principal executive offices)                 (Zip Code)

                                  941-368-1190
                               ------------------
                               (Telephone Number)


                                 Not Applicable
                          ----------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX NO
                                        --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,000 shares of common stock, $.01 par value per share, issued and outstanding as of September 30, 1999.

         Transitional Small Business Disclosure Format (check one): YES    NO XX
                                                                        --    --

                  LEHIGH ACRES FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The financial statements of Lehigh Acres First National Bancshares, Inc. (the "Company") are set forth in the following pages.

                  LEHIGH ACRES FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                                  BALANCE SHEET

                               SEPTEMBER 30, 1999

                                   (Unaudited)

                                     Assets


Cash                                                                   $   5,949
Restricted cash                                                           11,500
Other assets                                                               1,360
                                                                       ---------

                                                                       $  18,809
                                                                       =========

                      Liabilities and Stockholders' Deficit


Subscribers' deposits                                                  $  11,500
Advances from organizers                                                  30,000
Note payable - line of credit                                            122,000
                                                                       ---------

      Total liabilities                                                  163,500
                                                                       ---------

Stockholders' deficit:

      Common stock, par value $.01, 10,000,000 shares authorized;
         18,000 shares issued and outstanding                            180,000
      Additional paid-in capital
      Deficit accumulated during the development stage                  (324,691)
                                                                       ---------

      Total stockholders' deficit                                       (144,691)
                                                                       ---------
Total Liabilities and Stockholders' Equity                             $  18,809
------------------------------------------                             =========








See accompanying notes to financial statements.

                  LEHIGH ACRES FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                             STATEMENT OF OPERATIONS

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
        THE PERIOD FROM APRIL 14, 1998 (INCEPTION) TO SEPTEMBER 30, 1999

                                   (Unaudited)


                                                  Nine Months             Cumulative
                                                     Ended                  Through
                                              September 30, 1999      September 30, 1999
                                              ------------------      ------------------
Revenues:
Interest income                                    $     598                $   2,889
                                                   ---------                ---------

      Total Revenues                                     598                    2,889
                                                   ---------                ---------
Expenses:
      Salaries and employee benefits                   4,487                    4,487
      Consulting fees                                 51,000                  131,000
      Organizational expenses                         48,425                  117,293
      Insurance Expense                                5,378                    9,418
      Occupancy                                       28,040                   28,040
      Advertising and Promotional                      2,296                    3,241
      Travel and Entertainment                         3,932                    6,922
      Miscellaneous other expenses                    13,883                   14,944
                                                   ---------                ---------

           Total expense                             157,441                  315,345
                                                   ---------                ---------

           Net loss                                $(156,843)               $(312,456)
                                                   =========                ---------

Net loss per share                                 $   (8.71)               $  (17.36)
                                                   =========                =========








See accompanying notes to financial statements.

                  LEHIGH ACRES FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                             STATEMENT OF CASH FLOWS

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
        THE PERIOD FROM APRIL 14, 1998 (INCEPTION) TO SEPTEMBER 30, 1999

                                   (Unaudited)


                                                                            Nine Months             Cumulative
                                                                                Ended                 Through
                                                                          September 30, 1999      September 30, 1999
                                                                          ------------------      ------------------
Cash flows from operating activities:
      Net loss                                                                 $(156,843)               $(324,691)
Adjustments to reconcile net loss to net cash used in
operating activities:
Decrease (increase) in other assets                                                  637                   (1,360)
(Decrease) increase in accounts payable and accrued expenses                    (167,002)                      --
                                                                               ---------                ---------

                       Net cash used in operating activities                    (323,208)                (326,051)
                                                                               ---------                ---------

Cash flows from investing activities:
(Increase) in deferred registration costs                                        (23,319)                      --
                                                                               ---------                ---------

                       Net cash used in investing activities                     (23,319)
                                                                               ---------                ---------

Cash flows from financing activities:
Proceeds from issuance of common stock                                           179,000                  180,000
           Increase in Borrowings                                                122,000                  152,000
                                                                               ---------                ---------

                       Net cash provided by financing activities                 301,000                  332,000
                                                                               ---------                ---------

Net increase (decrease) in cash                                                  (45,527)                   5,949
Cash at beginning of period                                                       51,476                       --
                                                                               ---------                ---------
Cash at end of period $                                                            5,949                    5,949
                                                                               =========                ---------

Supplemental disclosure of cash flow information:
      Interest paid                                                            $      --                $      --
                                                                               =========                =========


As of September 30, 1999, restricted cash increased $11,500 as a result of subscriptions for common stock and corresponding deposits to the escrow account.











See accompanying notes to financial statements.

                  LEHIGH ACRES FIRST NATIONAL BANCHSRES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS

(1)   ORGANIZATION
      Lehigh Acres First National Bancshares, Inc., (the "Company") was incorporated for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Lehigh Acres First National Bank (the "Bank") to be located in Lehigh Acres, Florida. The Company is in the process of raising a minimum of $6,000,000 in an initial public stock offering and will not commence banking operations until the minimum offering (600,000 shares) is complete, regulatory approvals are obtained, and the Bank is capitalized by the Company with at least $5,000,000.

      As of September 30, 1999 the organizers as a group capitalized the Company by acquiring 18,000 shares of Common Stock at $10.00 per share for a total $180,000.

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recovery nature. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF ACCOUNTING. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash. The Company has adopted a fiscal year that ends on December 31, effective for the period ended December 31, 1999.

      ORGANIZATION COSTS
      Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) are expensed as incurred.

      DEFERRED OFFERING EXPENSES
      Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are deferred and will be offset against the proceeds of the stock sale as a charge to additional paid in capital.

      PRE-OPENING EXPENSES
      Costs incurred for overhead and other operating expenses are included in the current period's operating results.

      PROFORMA NET LOSS PER COMMON SHARE
      Proforma net loss per common share was calculated by dividing net loss by the number (18,000) of common shares outstanding as of September 30, 1999.


(3)   COMMITMENTS AND RELATED PARTY TRANSACTIONS

      On June 10, 1999, the Company obtained a one-year, $250,000 line of credit ("LOC") at a floating rate of interest of prime less one percent. The LOC was obtained in order to fund pre-operating activities. As of September 30, 1999, $122,000 has been drawn against the LOC.

      In connection with the Company's formation and organization of its subsidiary Bank, the Company has entered into an agreement with a bank consulting firm. The agreement with the bank consulting firm estimates the cost of its services to approximate $35,000 plus out of pocket expenses. From inception (April 14, 1998) through September 30, 1999, the bank consulting firm had been paid $36,361.

      On January 16, 1999, the Company entered into a consulting agreement ("Consulting Agreement II") with its CEO. Consulting Agreement II, which replaced Consulting Agreement I, is for a term of up to fifteen months. During the nine months ended September 30, 1999, the CEO was compensated $51,000 pursuant to Consulting Agreement II.

      Under an agreement dated June 26, 1998, an organizer was engaged to review certain contracts, leases and documents relevant to the organization of the Company. This organizer, upon a successful completion of the sale of at least the minimum Offering (600,000 shares), will receive the sum of $10,000 in consideration for services rendered. As of September 30, 1999, no accrual was recorded and no payments had been paid with respect to this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following is a discussion of the Company's financial condition as of and for the period ended September 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

     This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement (Registration Number 333-81551) as filed with and declared effective by the Securities and Exchange Commission.

FINANCIAL CONDITION

     The Company is in the process of raising a minimum of $6,000,000 in an initial public stock offering. When all regulatory applications are approved and the minimum stock sale is successfully completed, the Company will acquire 100 percent of the voting stock of the Bank by injecting a minimum of $5.0 million into the Bank's capital accounts.

     A group of fourteen individuals advanced $210,000 to the Company in order the fund the Company's pre-operating expenses. These funds were advanced interest free. No imputed interest was charged to operations in the Company's financial statement as of and for the period ended September 30, 1999. Of the above advance of $210,000, on June 22, 1999, $180,000 was converted into 18,000 shares of the Company's common stock. Upon completion of the minimum offering (600,000 shares), the Company intends to redeem the shares for $180.000.

     At September 30, 1999, the Company had total assets of $18,809. These assets consisted primarily of restricted cash of $11,500.

     The Company's liabilities at September 30, 1999 were $163,500 and consisted primarily of a note payable-line of credit and advances from organizers. The Company had a stockholder's deficit of $144,691 at September 30, 1999.

     The Company had a net loss of $156,843 for the nine months ended September 30, 1999, and $312,456 cumulatively from inception through September 30, 1999, or a pro forma net loss of $8.71 per share for the quarter ended September 30, 1999 and $17.36 per share cumulatively since inception based on the actual shares of 18,000 which were outstanding as of September 30, 1999. This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included preparing and filing an application with the OCC and the FDIC to charter the Bank and to obtain deposit insurance, preparing an application with the Federal Reserve Board for approval of the Company to acquire the Bank, responding to questions and providing additional information to the OCC, the FDIC, and the Federal Reserve Board in connection with the application process, preparing a prospectus and filing a registration statement with the Securities and Exchange Commission (the "SEC"), selling the Company's common stock, meetings and discussions among various organizers regarding preopening issues, hiring qualified personnel to work for the Bank, conducting public relation activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. Because the Company is in the organizational stage, it had no operations from which to generate revenues with the exception of interest earned on subscribers' deposits.

CAPABILITY OF DATA PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR 2000

         Like many financial institutions, we will rely upon computers for the daily conduct of our business and for information systems processing. There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. We will generally be relying on software and hardware developed by independent third parties for our information systems.

         We have entered into an agreement with M & I Data Services to provide our core data processing software and services and our ATM services. We plan to request and review testing and results from each of our vendors demonstrating Year 2000 readiness and compliance. We have prepared a comprehensive Year 2000 Plan. Our chief executive officer will implement the plan with oversight from our board of directors. The plan involves investigation of each vendor, validation of each vendor's testing procedures and results, testing on our own systems if reasonable, and receiving Year 2000 warranties from each of our selected vendors. Based on our preliminary review of each vendor, we do not believe that any of them have any significant Year 2000 problems. We will seek to ensure that our agreements with our primary vendors include warranties regarding Year 2000 compliance, although the remedies available under such agreements include standard disclaimers of liability and specifically exclude special, incidental, indirect, and consequential damages.

         Our customers may also have Year 2000 issues. We may incur losses if such issues affect our loan customers' ability to repay their loans or if they suffer material harm to their businesses as a result. We intend to require certification from each commercial borrower that their systems are Year 2000 compliant and that they do not expect to be adversely affected by the year change. Although these certifications will be helpful, it would be very difficult for us to accurately assess the Year 2000 readiness of any borrower. We may therefore suffer loan losses from customers who have significant Year 2000 problems.

         We anticipate opening the bank after January 1, 2000, at which time we believe that most of the uncertainty surrounding the Year 2000 issue should be resolved. In this event, our risks associated with computer malfunctions should be greatly reduced, but we will still seek to ensure that our computer systems and our major vendors' and clients' computer systems are in compliance and functioning properly.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2.    CHANGES IN SECURITIES

           (a)   Not applicable
           (b)   Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to security holders for a vote during the three months ended June 30, 1999.

ITEM 5.    OTHER INFORMATION

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act is was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit  27.1    Financial Data Schedule (for SEC use only)

(b)      Not applicable

                                   SIGNATURES


      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           LEHIGH ACRES FIRST NATIONAL BANCSHARES CORPORATION



Date: November 18, 1999             By:  /s/  Lloyd J. Weber
      ------------------------      ------------------------------------
                                    Lloyd J. Weber
                                    Chief Executive Officer



Date: November 18, 1999             By:  /s/  Brenda M. O'Neil
      ------------------------      ------------------------------------
                                    Brenda M. O'Neil
                                    Chief Financial Officer