Form 10KSB
period 1999-12-30
LEHIGH ACRES FIRST NATIONAL BANCSHARES INC
filed 2000-03-29
CIK 1089109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or15(d) of the Securities Exchange Act of 1934 for the Fiscal Year December 31, 1999

                                       or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition Period from ___________ to ________________

                        Commission file number 333-81551

                  Lehigh Acres First National Bancshares, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                        65-0921046
--------------------------------            -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1300 Homestead Road N.
Lehigh Acres,  Florida                                         33936
---------------------------------                     --------------------
(Address of principal executive offices)                     (Zip Code)

                                  941-368-1190
                             -----------------------
                               (Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X          No
    --------         -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's loss for its most recent fiscal year was $214,266. As of March 15, 2000, 18,000 shares of Common Stock were issued and outstanding.

         No shares of Common Stock were held by non-affiliates of the Company on March 15, 2000.

 Transitional Small Business Disclosure Format.  (Check one):  Yes      No   X
                                                               ----    -----

               DOCUMENTS INCORPORATED BY REFERENCE

                              None

Item 1.    Description of Business

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o significant increases in competitive pressure in the banking and financial services industries;

o changes in the interest rate environment which could reduce anticipated or actual margins;

o changes in political conditions or the legislative or regulatory environment;

o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o        changes occurring in business conditions and inflation;

o        changes in technology;

o        changes in monetary and tax policies;

o        changes in the securities markets; and

o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

         We incorporated Lehigh Acres First National Bancshares as a Florida corporation on May 19, 1999 primarily to function as a holding company to own and control all of the capital stock of Lehigh Acres First National Bank. We initially will engage in no business other than owning and managing the bank.

         We have chosen this holding company structure because we believe it will provide flexibility that would not otherwise be available. Subject to Federal Reserve Board debt guidelines, the holding company structure can assist the bank in maintaining its required capital ratios by borrowing money and contributing the proceeds to the bank as primary capital. Additionally, a holding company may engage in certain non-banking activities that the Federal Reserve Board has deemed to be closely related to banking. Although we do not presently intend to engage in other activities, we will be able to do so with a proper notice or filing to the Federal Reserve if we believe that there is a need for these services in our market area and that such activities could be profitable.

         We are organizing the bank as a national bank under the laws of the United States and, subject to regulatory approval, will engage in a commercial and consumer-banking business with deposits insured by the FDIC. The bank may not commence business until the Office of the Comptroller of the Currency issues a charter for the bank and the FDIC grants deposit insurance to the bank.

Status of Organization

         We are currently conducting an initial public offering of our common stock. We must raise at least $6,000,000 to complete our offering and open Lehigh Acres First National Bank. On June 26, 1998 our directors filed, as organizers, an application with the Office of the Comptroller of the Currency for permission to operate a national bank and an application with the Federal Deposit Insurance Corporation for deposit insurance. On March 30, 1999, the Office of the Comptroller of the Currency issued an order preliminarily approving the charter of the bank with conditions, including the receipt of federal deposit insurance and satisfaction of minimum capital requirements. Our preliminary approval from the Office of the Comptroller of the Currency expires on June 30, 2000, and we are not likely to obtain an extension on this date. On April 2, 1999, the Federal Deposit Insurance Corporation approved the bank's application for federal deposit insurance subject to conditions including minimum capital requirements. The Federal Reserve Board approved our application to become a bank holding company through ownership of the bank on August 13, 1999.

Marketing Focus

         Most of the banks in the Lee County area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of Florida and of Lee County, we believe that there is a void in the community banking market in the Lehigh Acres and greater Lee County areas and believe that the bank can successfully fill this void. We will not compete with large institutions for the primary banking relationships of large corporations, but we will compete for niches in this business and for the consumer business of their employees. We will also focus on small- to medium-sized businesses and their employees.

         We plan to advertise to emphasize our local ownership, community focus, and ability to provide more personalized service than our competition. We will also have the ability to offer large bank services. Most of the organizers are long-time residents and business people in the target market area and have determined the credit needs of the area through personal experience and communications with their business colleagues. We believe that the proposed community focus of the bank will succeed in this market and that the area will react favorably to the bank's emphasis on service to small businesses, individuals, and professional concerns.

         The bank will be active in providing residential mortgages, acquisition and development financing for subdivisions, and construction, and permanent financing for commercial real estate, particularly owner-occupied property.

         Consumers will enjoy extended bank operating hours, drive-up windows, drive-up ATMs, and a convenient centrally-located main office location where road infrastructure is in place to make access easier. We will emphasize local decision-making with experienced bankers, attention to lower employee turnover, and professional and responsive service. We believe customers will be responsive to a banking environment where they are encouraged with an approach of "what the bank can do for you" versus an approach of "what the bank can't do for you." This highlights the community bank approach we will take in the market place.

Location and Service Area

         We expect initially to draw a large percentage of our business from the Lee County area, primarily Lehigh Acres. Lee County has been one of the fastest growing regions in Florida over the last several years. The county's population has grown from 335,113 in 1990 to 405,637 in 1998. By 2005, the population is expected to reach 467,300, an increase of over 15% since 1998. The economy in this area has been strong as well. The primary employment industries in the area are real estate, finance, insurance, and service. The unemployment rate dropped to 3.0% in 1998 and gross retail sales in the county increased 10% from 1997 to 1998 to $6.2 billion. During the same period, the annual rate of construction of single family homes increased 10% and that of multi-family units increased almost 50%. While the economy in this area has been strong in recent years, an economic downturn in the area would hurt our business.

Lending Activities

         General. We intend to emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the our market area. We will initially emphasize retail banking, home mortgages, real estate, and consumer lending needs.

         Real Estate Loans. We expect that loans secured by first or second mortgages on real estate will make up a significant portion of the bank's loan portfolio. These loans will generally fall into one of three categories: commercial real estate loans, construction and development loans, or residential real estate loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below under a separate heading. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank will generally charge an origination fee for each loan.

         The principal economic risk associated with real estate loans is cash flow capability and creditworthiness of the borrowers. Other risks associated with real estate loans vary with many economic factors, including employment levels, strength of the local and national economies, and fluctuations in the value of real estate, the primary form of collateral for these types of loans. Deterioration of any of these factors after a loan has been made could negatively affect a borrower's cash flow, creditworthiness, and ability to repay the loan. On first and second mortgage loans we would typically not advance more than 90% of the lesser of the cost or appraised value of the property. In the event we advance more than 80% of the lesser of the cost or appraised value of a property, we will require mortgage insurance. We will require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We will also require borrowers to obtain hazard insurance policies and flood insurance if applicable.

     We will compete for these loans with competitors who are well established in the Lee County area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

     We will have the ability to originate real estate loans for sale into the secondary market. We may be able to limit our interest rate and credit risks on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

     Commercial Real Estate Loans. Commercial real estate loans will generally have terms of five years or less, although payments may be structured on a longer amortization basis. Risks associated with commercial real estate loans include the general risk of the failure of each commercial borrower, which will be different for each type of business and commercial entity. We will evaluate each business on an individual basis and attempt to determine its business risks and credit profile. We may or may not be successful. We will attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We will also generally require that the debtor has sufficient cash flow to handle the debt service. We will typically review all of the personal financial statements of the principal owners and require their personal guarantees. One purpose of these reviews is to reveal secondary sources of payment and liquidity to support a loan request.

         Construction and Development Real Estate Loans. We will offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans will generally be limited to one year, although payments may be structured on a longer amortization basis. These loans are generally interim loans and are refinanced as general residential and commercial real estate loans upon completion of the project or paid off on the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Risks include:

o        cost overruns;
o        mismanaged construction;
o        inferior or improper construction techniques;
o        economic changes or downturns during construction;
o        a downturn in the real estate market;
o        rising interest rates which may prevent sale the of the property; and
o        failure to sell completed projects in a timely manner;

We will attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

         Residential Real Estate Loans. Residential real estate loans will generally have longer terms up to 30 years. We will offer fixed and adjustable rate mortgages. We expect to face very limited credit risk on these loans because most of them will be underwritten and sold in the secondary market without any recourse against the bank.

         Commercial Loans. The bank will make loans for commercial purposes in various types of businesses. Equipment loans will typically be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Asset based lending, leasing, and factoring will be offered through third party vendors who can handle the paper work and servicing and generally assume most of the credit risk. Trade letters of credit, standby letters of credit, and foreign exchange will be handled through a correspondent bank as agent for the bank.

         The principal economic risk associated with each category of anticipated loans, including commercial loans, is the cash flow capability and creditworthiness of the borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Lee County area. Deterioration of the economy could impact our borrower's businesses and therefore their cash flow and ability to repay their loans. The well established banks in the Lee County area will make proportionately more loans to medium-to large-sized businesses than we will. Many of the bank's anticipated commercial loans will likely be made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Consumer Loans. The bank will make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans. Installment loans typically will carry balances of less than $50,000 and be amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products will typically require monthly payments of interest and a portion of the principal.

          The principal economic risks associated with consumer loans are the creditworthiness and cash flow of the bank's borrowers. The principal competition for consumer loans will be the established banks in the Lee County area. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate.

          We will also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans. Home equity lines of credit will typically have terms of 15 years or less, will typically carry balances less than $125,000, and may extend up to 80% of the available equity of each property.

          Loan Approval and Review. The bank's loan approval policies will provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the bank's loan committee. The bank will not make any loans to any director or executive officer of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank. The bank currently intends to adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future.

         Loan and Asset Distribution. We estimate that our initial percentage distribution of our loans and deposits will be as follows:

         Loans                                     Deposits
         -----                                     --------

         Real Estate                     45%       Regular Checking         7%
         Commercial Loans                35%       Interest Checking        9%
         Equity Line and Consumer Loans  20%       Business Checking        7%
                                                   Passbooks               12%
                                                   Money Market            13%
                                                   CD's under $100,000     38%
                                                   CD's over $100,000      10%
                                                   IRA & KEOGH              3%
                                                   Other                    1%

These are estimates only. Our actual deposit and loan distribution will depend on our customers and vary initially and over time. We will maintain an allowance for loan losses, which we will establish through a provision for loan losses charged against income. We will charge loans against this allowance when we believe that the collectibility of the principle is unlikely. The allowance will be an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. We anticipate that initially our loan loss reserve will equal approximately 1% of the average outstanding balance of our loans. Over time, we will base the allowance for loan losses on our evaluation of factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. Despite these allocation measures, we will continue to be susceptible to risks caused by concentrations in types of loans. For example, a high percentage of home mortgage loans would be susceptible to a risk of a drop in the value of real estate.

         Lending Limits. The bank's lending activities will be subject to a variety of lending limits imposed by federal law. In general the bank will be subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits will increase or decrease as the bank's capital increases or decreases. We expect the bank's initial legal limit will be around $690,000 based on the minimum offering. The bank will initially have a self-imposed loan limit of 80% of the legal limit, or approximately $550,000. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Competition

         The banking business is highly competitive. The bank will compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, finance companies, and money market mutual funds operating in the Lee County area and elsewhere. In June 1999, there were more than 146 banking offices representing 27 financial institutions operating in Lee County holding over $5.6 billion in deposits. In the City of Lehigh Acres, there were 6 financial institutions holding over $268 million in deposits in 1999. Most of these competitors have substantially greater resources and lending limits than the bank will and offer certain services, such as extensive and established branch networks and trust services, that we either do not expect to provide or will not provide initially. Our competitors in the Lehigh Acres area include First Union Bank, Bank of

America, SouthTrust Bank, SunTrust Bank, Florida Community Bank, and Colonial Bank. As a result of these competitive factors, the bank may have to pay higher rates of interest to attract deposits.

                           SUPERVISION AND REGULATION

         Lehigh Acres First National Bancshares and Lehigh Acres First National Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following is a brief summary of the banking statutes, rules, and regulations that affect Lehigh Acres First National Bancshares and Lehigh Acres First National Bank. These regulations are very complex and we refer you to the particular statutory and regulatory provisions for a thorough understanding.

Gramm-Leach-Bliley Act

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

Supervision of Lehigh Acres First National Bancshares

         Because it will own the outstanding capital stock of the bank, Lehigh Acres First National Bancshares will be a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956. As a Florida corporation, Lehigh Acres First National Bancshares is also subject to Chapter 607, Florida Business Corporation Act and the regulations effected by the Florida Department of State. We expect that some of the rules and regulations outlined below will be changed by the Gramm-Leach-Bliley Act.

         The Bank Holding Company Act. Under the Bank Holding Company Act, Lehigh Acres First National Bancshares will be subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and such additional information as the Federal Reserve may require. Our activities at the bank and holding company levels will be limited to:

o        banking and managing or controlling banks;
o        furnishing services to or performing services for its subsidiaries; and
o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident to those activities.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

o        acquiring substantially all the assets of any bank;
o acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

o        merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations under these Acts, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either Lehigh Acres First National Bancshares has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. We will most likely be required to register under the Securities Exchange Act of 1934 once we have more than 500 shareholders of record. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident under the Act. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include the following:

o       making or servicing  loans and certain types of leases;
o       engaging in certain insurance  and  discount  brokerage   activities;
o       performing  certain  data processing  services;
o acting in certain circumstances as a fiduciary or investment or financial adviser;
o       owning savings associations; and
o making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on Lehigh Acres First National Bancshares under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "- Capital Regulations." Subject to its capital requirements and certain other restrictions, Lehigh Acres First National Bancshares is able to borrow money to make a capital contribution to the bank, and such loans may be repaid from dividends paid from the bank to Lehigh Acres First National Bancshares. Our ability to pay dividends will be subject to regulatory restrictions as described below in "The Bank - Dividends." Lehigh Acres First National Bancshares is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, Lehigh Acres First National Bancshares will be expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which Lehigh Acres First National Bancshares might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

Supervision of Lehigh Acres First National Bank

         The bank will operate as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank will be insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The Office of the Comptroller of the Currency and the FDIC will regulate or monitor virtually all areas of the bank's operations, including:

o        security devices and procedures;
o        adequacy of capitalization and loss reserves;
o        loans;
o        investments;
o        borrowings;
o        deposits;
o        mergers;
o        issuances of securities;
o        payment of dividends;
o        interest rates payable on deposits;
o        interest rates or fees chargeable on loans;
o        establishment of branches;
o        corporate reorganizations;
o        maintenance of books and records; and
o adequacy of staff training to carry on safe lending and deposit gathering practices.

The Office of the Comptroller of the Currency will require the bank to maintain certain capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures and to prepare quarterly reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

         Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

o        internal controls;
o        information systems and audit systems;
o        loan documentation;
o        credit underwriting;
o        interest rate risk exposure; and
o        asset quality.

         National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board thirty days prior notice of the appointment of any senior executive officer or director. Within the thirty day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and there can be no assurance that such cost can be passed on to the bank's customers.

         Transactions With Affiliates and Insiders. The bank will be subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The bank will also be subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank will be subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Florida law, the bank may open branch offices throughout Florida with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in Florida. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the

Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank.

         Other Regulations. Interest and certain other charges collected or contracted for by the bank are subject to state usury laws and certain federal laws concerning interest rates. The bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as:

o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either Lehigh Acres First National Bancshares or Lehigh Acres First National Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To quality as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, we will qualify as "well capitalized."

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

o        submit a capital restoration plan;
o        raise additional capital;
o        restrict their growth, deposit interest rates, and other activities;
o        improve their management;
o eliminate management fees; or o divest themselves of all or a part of their operations.

Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect us in several ways. If we grow the bank's loan portfolio at a rapid pace, its capital may be depleted too quickly, and a capital infusion from the holding company may be necessary which could impact our ability to pay dividends. Our capital levels will initially be more than adequate; however, rapid growth, poor loan portfolio performance or poor earnings performance or a combination of these factors could change our capital position in a relatively short period of time.

         The FDIC Improvement Act requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of untraditional activities. We are uncertain what effect these regulations would have.

         Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

         Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Deposit Services

         We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our primary market area at rates competitive to those offered in the Lee County area. In addition, we offer certain retirement account services, such as IRAs. We solicit these accounts from individuals, businesses, associations, organizations, and governmental authorities.

Other Banking Services

         Other anticipated bank services include cash management services for commercial businesses such as a sweep services and lines of credit. We will offer drive-up window service and ATMs, debit cards, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We plan for the bank to become associated with the Honor and Cirrus ATM networks that may be used by the bank's customers throughout Lee County and other regions. We believe that by being associated with a shared network of ATMs, we will be better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association will be critical to our success. We intend to begin offering these services shortly after opening the bank. We also plan to offer debit card services through a correspondent bank as an agent for the bank. We do not expect the bank to exercise trust powers during its initial years of operation.

Market Share

         As of June 30, 1999, total deposits in the bank's primary service area were almost $5.3 billion, which represented a 5% deposit growth rate from 1998. Our plan over the next five years is to grow our deposit base to $100 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

Employees

         We currently have 2 employees. We anticipate that, upon commencement of operations, the bank will have approximately 11 full time employees and no part time employees operating out of the facility in Lehigh Acres. Lehigh Acres First National Bancshares, as the holding company for the bank, will not have any employees other than its officers.

Item 2.    Description of Property.
----------------------------------
         The bank's main office will be located at 1300 Homestead Road North, in the Homestead Road Shopping Center in the central business district of Lehigh Acres, Florida. We currently lease this property at a monthly rate of $7,252. We plan to open the bank in the third quarter of 2000.

Item 3.    Legal Proceedings.
-----------------------------
         Neither Lehigh Acres First National Bancshares, Lehigh Acres First National Bank, nor any of their properties are subject to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

         We currently have 12 shareholders of record with an aggregate of 18,000 shares outstanding. These shares were issued privately to some of our current and former organizers and directors. There is currently no public trading market for our common stock. We are currently conducting a public offering of up to 1,000,000 shares of common stock. Upon completion of our initial public offering, we anticipate having our common stock quoted on the OTC Bulletin Board. Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock. To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore does not anticipate paying cash dividends in the foreseeable future.

         All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the Board of Directors. We do not plan to declare any dividends in the immediate future.

         (b) Pursuant to Commission Rule 463, we are obligated to report on the use of proceeds. The information provided below is given as of March 10, 2000.

                  (1) Our registration statement on Form SB-2 (File No. 333-81551) was originally declared effective by the Commission on September 14, 1999. We filed Post-Effective Amendment #1 to our registration statement on March 10, 2000, which suspended our effectiveness with the Commission. We filed this amendment to extend our offering period until August 31, 2000 and to reflect changes in our management structure. In response to comments from the Commission, we filed Post Effective Amendment #2 on March 22, 2000. On March 23, 2000, the Commission declared this amendment effective, and we recommenced our offering.

                  (2) The offering originally commenced on September 14, 1999.

                           (i) Common stock is the only class of securities registered in the offering.

                           (ii) We also registered the issuance of warrants for our common stock which we intend to grant to our organizers.

                           (iii) We registered the issuance of 1,000,000 shares of common stock. 166,666 warrants to purchase our common stock for $10.00 per share were also registered in the offering. We intend to grant warrants to our organizers based on shares they purchase in the initial public offering.

Item 6.  Management's Discussion and Analysis of Results of Operation
---------------------------------------------------------------------

         We are in the process of raising a minimum of $6,000,000 in an initial public stock offering. When all regulatory applications are approved and the minimum stock sale is successfully completed, we will acquire 100 percent of the voting stock of Lehigh Acres First National Bank by injecting a minimum of $5.0 million into the its capital account.

         A group of fourteen individuals advanced $210,000 to Lehigh Acres First National Bancshares in order the fund its pre-operating expenses. These funds were advanced interest free. No imputed interest was charged to operations in the financial statements as of and for the period ended December 31, 1999. Of the above advance of $210,000, on June 22, 1999, $180,000 was converted into 18,000 shares of the our common stock.

         At December 31, 1999, Lehigh Acres First National Bancshares had total assets of $167,966. These assets consisted primarily of deferred registration costs of $147,276.

         Lehigh Acres First National Bancshares' liabilities at December 31, 1999 were $357,845 and consisted primarily of a note payable-line of credit and advances from organizers. Lehigh Acres First National Bancshares had a stockholders' deficit of $369,879 at December 31, 1999.

         Lehigh Acres First National Bancshares had a net loss of $214,266 for the twelve months ended December 31, 1999, or a pro forma net loss of $22.52 per share based on the actual shares of 18,000 which were outstanding as of December 31,1999. This loss resulted from expenses incurred in connection with activities related to the organization of the Lehigh Acres First National Bancshares and the Lehigh Acres First National Bank. These activities included preparing and filing an application with the OCC and the FDIC to charter the bank and to obtain deposit insurance, preparing an application with the Federal Reserve Board for approval of the Lehigh Acres First National Bancshares to acquire the bank, responding to questions and providing additional information to the OCC, the FDIC, and the Federal Reserve Board in connection with the application process, preparing a prospectus and filing a registration statement with the Securities and Exchange Commission, selling our common stock, meetings and discussions among various organizers regarding preopening issues, hiring qualified personnel to work for the bank, conducting public relation activities on behalf of the bank, developing prospective business contacts for the bank and Lehigh Acres First National Bancshares, and taking other actions necessary for a successful bank opening. Because Lehigh Acres First National Bancshares is in the organizational stage, we had no operations from which to generate revenues.

         We originally commenced our offering on September 14, 1999. We suspended our offering in January 2000 because the sales effort was not progressing as well as originally planned. We believe that the primary factors contributing to this initial lack of success included a lack of experience within the organizing group in the processes necessary in establishing a de novo community bank, an inadequate effort on the part of the organizers to market the stock to the community and their contacts, which is critical in a de novo community bank stock offering, and the negative perception created in the market as a result of the small number of shares proposed to be purchased by some of our organizers. To remedy these deficiencies, we hired a new chief executive officer with strong ties to southwest Florida and experience in de novo bank operations, renewed our commitment to market our stock to the community, and asked our organizers to strengthen their commitment to the organizational effort. Specifically, we asked our organizers to: (a) increase their respective stock purchases in the offering; (b) increase the amount of funds they are contributing to the organizational effort through the extended offering date;

and (c) commit to actively promote the sale of stock to the community and their contacts. Organizers who would not, or could not, commit to these initiatives resigned from our board of directors.

         In February 2000, Brenda M. O'Neil replaced Lloyd J. Weber as our president and chief executive officer. Ms. O'Neil also replaced Mr. Weber as an organizer and member of our board of directors. In February 2000, Benjamin R. Bell, Craig A. Dearden, Teresa Goodlad, Vikas K. Jain, E. Byron Richardson, and Kenneth K. Thompson resigned as organizers and from our board of directors. The former organizers own in the aggregate 6,000 shares of our common stock, which they purchased at $10.00 per share prior to the offering to fund our initial operations. We are obligated to repurchase these shares for $10.00 per share upon completion of the offering if requested by these former organizers. These individuals also contributed an additional $89,064 to our organizational effort in the form of noninterest-bearing cash advances. We are asking our former organizers to cancel this indebtedness in exchange for subscriptions to purchase common stock at $10.00 per share in the offering. For each former organizer who invests in our initial public offering by canceling this indebtedness, if the offering is successful, we will pay interest on the amount of such indebtedness at a rate of 10% per annum from March 1, 2000 through the close of the offering. We will also pay this interest on the cash advances we receive from our current organizers.

         We are also in the process of adding bank founders to facilitate our organizational efforts. Subject to approval from our regulatory authorities, these founders will become organizers and directors, subject to the same rights and obligations as the current organizers.

         We expect to open the bank no later than September 30, 2000 with a total of eleven employees including the three bank officers who are the Chief Executive Officer, Senior Lender, and Chief Financial Officer. We anticipate the addition of 1-2 customer service representatives by the end of our first full year of operations. We will complete renovation of our headquarters at 1300 Homestead Road N., Lehigh Acres, Florida by September 30, 2000 for a total construction cost not to exceed $150,000 and with a projected cost of $250,000 for furniture, fixture, and equipment which will be capitalized and amortized over the life of the lease or over the estimated useful life of the asset.

Item 7.  Financial Statements
-----------------------------

                                     FRANCIS
                                   & CO., CPAs

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Lehigh Acres First National Bancshares, Inc.
Lehigh Acres, Florida

   We have audited the accompanying balance sheets of Lehigh Acres First National Bancshares, Inc., Lehigh Acres, Florida, (the "Company") a development stage enterprise, as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from April 14, 1998 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lehigh Acres First National Bancshares, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from April 14, 1998 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern at December 31, 1999. Management's plans in regard to that matter are also described under Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Francis & Co., CPAs

Atlanta, Georgia
March 3, 2000


                  Lehigh Acres First National Bancshares, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets

ASSETS
                                                                                             December 31,
                                                                                  ------------------------------------
                                                                                        1999               1998
                                                                                        ----               ----

Cash                                                                                $       1,045      $      51,476
Furniture & equipment, net                                                                  3,746                 --
Deferred registration costs                                                               147,276                 --
Other assets                                                                               15,899              2,911
                                                                                  ---------------    ---------------
         Total Assets                                                               $     167,966      $      54,387
                                                                                  ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Note payable                                                                        $     249,192      $          --
Advances from organizers                                                                   30,000            209,000
Interest payable                                                                            2,286                 --
Accounts payable                                                                           43,763                 --
Accrued expenses                                                                           32,604                 --
                                                                                  ---------------    ---------------
         Total Liabilities                                                          $     357,845      $     209,000
                                                                                  ---------------    ---------------

Commitments and contingencies (Note 3)

Shareholders' Equity (Note 1)
Common stock, $.01 par value, 10,000,000 shares authorized, 18,000 shares and 100 shares issued and outstanding at December 31, 1998,
   respectively                                                                     $         180      $           1
Paid-in-capital                                                                           179,820                999
   (Deficit) accumulated during the development stage                                    (369,879)          (155,613)
                                                                                  ----------------   ----------------
   Total Stockholders' Equity                                                            (189,879)          (154,613)
                                                                                  ----------------   ----------------
   Total Liabilities and Stockholders' Equity                                       $     167,966      $      54,387
                                                                                  ================   ================



                  Refer to notes to the financials statements.


                  Lehigh Acres First National Bancshares, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations

                                                         For the year ended      From Inception, April
                                                            December 31,           14, 1998 through
                                                                1999               December 31, 1998
                                                            ------------           -----------------


Revenues:
   Interest income                                       $         605            $       2,291
                                                         -------------            -------------
         Total revenues                                            605                    2,291
                                                         -------------            -------------

Expenses:
   Organizing consultants                                $      82,500            $      80,000
   Temporary services                                           16,057                       --
   Legal and professional                                       12,623                       --
   Rent expense                                                 41,251                       --

   Utilities and telephone                                       6,652                      241
   Organizational expenses                                       2,219                   68,868
   Interest and loan expense                                     5,405                       --
   Supplies expense                                              7,643                       64

   Insurance expense                                             7,577                    4,040
   Advertising and promotional                                   1,051                      945
   Travel and entertainment                                      3,849                    2,990
   Miscellaneous other expenses                                 28,044                      756
                                                         -------------            -------------
         Total expenses                                  $     214,871            $     157,904
                                                         -------------            -------------

Net (loss)                                               $    (214,266)           $    (155,613)
                                                         ==============           ==============

Basic (loss) per share (Note 2)                          $     (22.52)            $   (1,556.13)
                                                         =============            ==============





                   Refer to notes to the financial statements.



                  Lehigh Acres First National Bancshares, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                              From Inception, April

                                                               For the year ended               14, 1998 through
                                                               December 31, 1999                December 31, 1998

Cash flows from pre-operating activities of the
development stage:
   Net (loss)                                                      $     (214,266)              $     (155,613)
   Adjustments to reconcile net (loss) to net cash    used
by pre-operating activities of the    development stage:
   Depreciation                                                               746                           --
   (Increase) in other assets                                             (12,988)                      (2,911)
   (Decrease) in payables                                                (100,347)                          --
                                                                   ---------------              --------------
Net cash used by pre-operating activities of the development
stage                                                              $     (326,855)              $     (158,524)
                                                                   ---------------              ---------------

Cash flows from investing activities:

   Purchase of furniture and equipment                             $       (4,492)              $           --
   (Increase) in deferred registration costs                             (147,276)                          --
                                                                   ---------------              --------------
Net cash used in investing activities                              $     (151,768)              $
                                                                   ---------------              -

Cash flows from financing activities:

   Issuance of common stock                                        $      179,000               $        1,000
   Increase in borrowings                                                 249,192                      209,000
                                                                   --------------               --------------
Net cash provided from financing activities                        $      428,192               $      210,000
                                                                   --------------               --------------

Net increase (decrease) in cash                                    $      (50,431)              $       51,476
Cash at beginning of period                                                51,476                           --
                                                                   --------------               --------------
Cash at end of period                                              $        1,045               $       51,476
                                                                   ==============               ==============

Supplemental disclosures of cash flow information: Cash paid for:

         Interest                                                  $        1,551               $           --
                                                                   ==============               ==============
         Income taxes                                              $           --               $           --
                                                                   ==============               ==============


                   Refer to notes to the financial statements.


                  Lehigh Acres First National Bancshares, Inc.
                        (A Development Stage Enterprise)

                  Statement of Changes in Stockholders' Equity
              From Inception (April 14, 1998) to December 31, 1998
                    and for the year ended December 31, 1999

                                                                           (Deficit) Accumulated         Total
                                Common Stock $.01        Additional       during the Development     Stockholders'
                                    par value          Paid-in-Capital             Stage                 Equity

Issuance of 100 shares of
Common Stock                       $      1            $       999          $           --           $       1,000
Net (loss)                               --                     --                (155,613)               (155,613)
                                   --------            -----------          ---------------          --------------
Balance December 31, 1998          $      1            $       999          $     (155,613)          $    (154,613)
                                   --------            -----------          ---------------          --------------
Issuance of 17,900 shares of
   Common Stock                         179                178,821                      --                 179,000
Net (loss), 1999                         --                     --                (214,266)               (214,266)
                                   --------            -----------          ---------------          --------------
Balance December 31, 1999          $    180            $   179,820          $     (369,879)          $    (189,879)
                                   ========            ===========          ===============          ==============








                   Refer to notes to the financial statements.

Note 1 - Summary of Organization

         Lehigh Acres First National Bancshares, Inc. (in organization) (hereinafter, the "Company") was incorporated in the State of Florida on May 19, 1999 for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Lehigh Acres First National Bank (the "Bank") to be located in Lehigh Acres, Florida. Prior to the formation of the Company, a group of organizers, on April 14, 1998, formed a separate company, Lehigh One, Inc., to be used as a tool to facilitate in the process of organizing and forming both the Company and the Bank. All assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by Lehigh One, Inc. from inception (April 14, 1998) have been transferred, by mutual agreement of the Boards of Directors of both Lehigh One, Inc. and the Company, to the Company. Accordingly, all financial transactions undertaken by Lehigh One, Inc. during 1999 and 1998 are reflected in the Company's financial statements as of December 31, 1999 and 1998.

         During 1999, the Company received the following approvals from the following regulators: (i) approval to charter a national bank from the Office of the Comptroller of the Currency (the "OCC"), (ii) approval to insure customers' deposits up to $100,000 per depositor from the Federal Deposit Insurance Corporation (the "FDIC"), and (iii) approval to form a bank holding company from the Federal Reserve Board (the "FRB"). Upon the successful completion of the Company's stock Offering, the Company will acquire 100 percent of the voting stock of the Bank by injecting a minimum of $5.0 million into the Bank's capital accounts.

         The Company is authorized to issue up to 10.0 million shares of its $.01 par value per share common stock ("Common Stock"). Each share is entitled to one vote and shareholders have no preemptive, cumulative voting or conversion rights. The current and former organizers as a group capitalized the Company by acquiring 18,000 shares of the Company's Common Stock for an aggregate amount of $180,000. The organizers intend to purchase additional shares of the Company's Common Stock in the Offering. As of December 31, 1999 and 1998, there were
18,000 shares and 100 shares of the Company's Common Stock issued and outstanding, respectively.

         The Company is also authorized to issue of up to 10.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of December 31, 1999 and 1998, there were no shares of the Company's preferred stock issued or outstanding.

         The Company's Articles of Incorporation and Bylaws contain certain provisions that might be deemed to have potential defensive "anti takeover" effects. These certain provisions include: (i) provisions relating to meetings of shareholders which limit who may call meetings and what matters will be voted upon; (ii) the ability of the Board of Directors to issue additional shares of authorized Common Stock and preferred stock without shareholder approval, thus retaining the ability to dilute any potential acquirer attempting to gain control by purchasing Company stock; (iii) a staggered Board of Directors, limiting the ability to change the members of the Board; and (iv) a provision that individuals affiliated with the Company's competitors may not qualify to serve on its Board.

         During 1999, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") offering for sale a minimum of 600,000 and maximum of 1,000,000 shares of its $.01 par value Common Stock (the "Offering"). The sales price for each share of Common Stock was $10.00. The above Offering was declared effective by the SEC on September 14, 1999. Because the Company was unable to sell a meaningful number of shares by December 31, 1999, the Company's Board of Directors undertook certain actions which resulted in changes in both its management team and the Company's Board's constituency. These changes are considered to be significant, requiring the refund of all funds raised in the Offering. Additionally, the Board of Directors intends to file a post-effective amendment to the Registration Statement (the "Amendment") which, in addition to describing the changes in the Offering, will include the Company's financial statements as of and for the periods ended December 31, 1999 and 1998. Once the Amendment is declared effective by the SEC, the Company will commence selling activities. If the sale of the minimum (600,000) shares of Common Stock is not accomplished by the expiration date, as extended, all subscriptions will be canceled and all proceeds returned, with interest, to the subscribers. If the sale of the minimum (600,000) shares of Common Stock is accomplished in a timely manner, the Company will capitalize the Bank with at least $5.0 million immediately prior to commencement of banking operations.

         Certain organizers of the Company will receive up to one warrant, at no additional cost, for each share of Common Stock purchased by that person in the Offering. Each warrant entitles its holder to purchase one share of the Company's Common Stock for $10.00 for a period of ten years from the later of
(i) the date the Bank opens for business or (ii) one year after the date of its Offering prospectus. The warrants will vest immediately on the above date, as applicable, and may be exercised either in whole or in part. All warrants are subject to approval by the banking regulatory agencies, and all warrants, in the aggregate, shall not exceed 20% of the number of shares outstanding upon completion of the Offering.

         The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.

Note 2 - Going Concern

         For the year ended December 31, 1999, net losses amounted to $214,266, causing the Company's equity accounts to decline to a deficit position. In addition, as of December 31, 1999, the Company had a working capital deficiency of approximately $108,000. Because of the above reasons, coupled with the fact the Company is not yet operational (and thus, may not earn a profit), there exists substantial doubt about the Company's ability to continue as a going concern.

         To mitigate the negative equity position and the working capital deficiency, management intends to raise a minimum of $6.0 million through the sale of the Company's common stock. Management will utilize a minimum of $5.0 million of the funds raised in the Amended Offering to capitalize the Bank.

Note 3 - Summary of Significant Accounting Policies

         Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash. The Company has adopted a fiscal year that ends on December 31, effective for the period ended December 31, 1998.

         Organizational Expenses. Organizational costs are costs that have been incurred in the expectation that they will generate future revenues or otherwise benefit periods after the Company reaches the operating stage. Organizational costs generally include incorporation, legal and accounting fees incurred in connection with establishing the Company. In accordance with recent accounting pronouncements, all organizational expenses have been expensed when incurred.

         Deferred Registration Costs. Deferred registration costs are deferred and incremental costs incurred by the Company in connection with the sale and issuance of its own Common Stock. Deferred registration costs do not include any allocation of salaries, overhead or similar costs. The Company estimates that it will incur and pay commissions associated with the sale of stock in the Offering of approximately $200,000 on the minimum 600,000 shares and $240,000 on the maximum 1,000,000 shares. In addition to the selling commissions described above, the Company expects its other deferred registration costs to approximate $190,000. In a successful offering, deferred registration costs are deducted from the Company's paid-in-capital account. Registration costs associated with an unsuccessful offering are charged to operations in the period during which the offering is deemed unsuccessful.

         Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of December 31, 1999 and 1998, no income taxes had been accrued since no taxable income had been generated.

         Basic (Loss) Per Share. For the year ended December 31, 1999 and for the period from Inception (April 14, 1998) through December 31, 1998, basic loss per share amounted to $(22.52) and $(1,556.13), respectively. The loss per share was calculated using 9,516 (1999) and 100 (1998) shares as the average number of shares outstanding during the respective periods.

         Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows from pre-operating activities by adjusting for the effects of current assets and short term liabilities.

Note 4 - Commitments and Contingencies

         On June 10, 1999, the Company obtained a one-year, $250,000 line of credit ("LOC") at a floating rate of interest of prime less one percent. The LOC was obtained in order to fund pre-operating activities. As a condition to funding the above line of credit, the lender required the personal guaranty of certain organizers. As of December 31, 1999, $249,192 had been drawn against the LOC.

         In connection with the Company's formation and the organization of its subsidiary Bank, the Company has entered into three separate agreements with a bank consulting firm, a law firm and an accounting firm to assist it in: (i) preparing and filing all organizational and incorporation papers; (ii) preparing and filing applications with the bank regulatory authorities concerning the formation of a bank holding company and the organization of a Federally chartered bank; (iii) preparing a Registration Statement on Form SB-2, including the financial audit and filing same with the Securities and Exchange Commission; and (iv) drafting of employment agreements, stock option plans and other matters relating to compensation. The aggregate cost of the above services is estimated to approximate $160,000 and may vary depending upon the degree of complexity and time spent on the above projects. As of December 31, 1999, the Company incurred approximately $126,000 in costs relating to the above services.

         The bank consulting firm mentioned above is 100% owned by a certain organizer of the Company, who, as of the date of this report, resigned. The agreement with the bank consulting firm estimates the cost of its services to approximate $35,000 plus out of pocket expenses. In addition, this organizer will receive options to purchase 3,000 shares of the Company's Common Stock. Each option will entitle the organizer to purchase one share of the Company's Common Stock for $10.00 per share. The options will be exercisable for a period of ten years from the date the Bank opens for business. In the event that (i) the minimum offering (600,000 shares) is not met, or (ii) the options are not awarded for any reason within six months after the Bank opens for business, the Company will compensate this organizer the amount of $4,200. From inception (April 14, 1998) through December 31, 1999, the bank consulting firm was paid $37,551 for services rendered and expenses incurred.

         The Company entered into two lease agreements with two unrelated parties. Both agreements cover the same facility from which the proposed Bank will operate. The first agreement obligates the Company to pay $6,486 for each of the initial eleven months beginning July 1, 1999 and $7,252 per month thereafter until May 31, 2005. The second agreement obligates the Company to pay $7,977 per month for five years beginning June 1, 2005 and $8,775 per month for five years beginning June 1, 2010. The second agreement also contains two additional five year options to renew. The first option, if exercised, obligates the Company to pay $9,652 per month beginning June 1, 2015. The second option, if exercised, obligates the Company to pay $10,618 per month beginning June 1, 2020. In addition to the monthly lease payments, the Company is obligated to pay sales tax, repairs and maintenance, insurance and property tax.

         The second lease agreement, which begins June 1, 2005, also required the Company to pay the sum of $15,000 on or before October 31, 1999 as a prepayment of rent. As of December 31, 1999, this obligation was outstanding.

         Please refer to Note 1 concerning warrants to be issued to certain organizers.

Note 5 - Related Party Transactions

         A group of fourteen individuals advanced $209,000 to the Company in order to fund the Company's pre-operating expenses. These funds were advanced interest-free. No imputed interest was charged to operations in the Company's financial statements as of and for the periods ended December 31, 1999 and 1998. Of the above advance of $209,000, on June 22, 1999, $179,000 was converted into 17,900 shares of the Company's Common Stock.

         Please refer to Note 1 regarding all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by Lehigh One, Inc., all of which have been assumed and transferred to the Company.

         Please refer to Note 1 for a discussion concerning the organizers' warrants.

         Please refer to Note 4 for a discussion concerning an agreement with a bank consulting firm owned 100% by a former organizer of the Company

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         None.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

Executive Officers and Directors of Lehigh Acres First National Bancshares

         The following sets forth certain information about executive officers and directors. Lehigh Acres First National Bancshares' articles of incorporation provide for a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class I at the 2000 annual meeting of shareholders, Class II at the 2001 annual meeting of shareholders, and Class III at the 2002 annual meeting of shareholders. Executive officers serve at the discretion of the board of directors.

                                                      Position with
        Name                        Age   Lehigh Acres First National Bancshares
        ----                        ---   --------------------------------------

        Robert C. Bagans            35              Director
        Calvin H. Beals             65              Director
        Paul F. Dinger              58              Director
        James D. Hull               61              Director,
                                                    Chairperson of the Board

        Lawrence J. Murphy, D.V.M.  47              Director
        Brenda M. O'Neil            47              President,
                                                    Chief Executive Officer,
                                                    and Director
        Micki J. Regas              39              Director
        Patricia A. Regas           66              Director
        Kenneth C. Wolfe            49              Director

         Robert C. Bagans, Class I Director, is the owner of Realty World - C. Bagans First, Bagans Construction, Inc., and Benchmark Mortgage Corp., all operating in Lehigh Acres, Florida. He is a graduate of the Georgia Institute of Technology with a BS in Electrical Engineering. He is a long time resident of Lehigh Acres, moving to the community in 1970. Mr. Bagans serves as President elect for the Lehigh Acres Chamber of Commerce, and is President of the Realty World - Brokers' Council, a member of the National Association of Mortgage Brokers, a member of the National Association of Realtors, and a member of the International Who's Who of Entrepreneurs.

         Calvin Beals, Class II Director, is an Executive Search Consultant for the banking industry. He has been a resident of Lee County for 12 years. Mr. Beals is a past bank president and was a bank board member for over 21 years. He also has been (1966 and 1968) involved as the CEO or COO of two de novo banks in Wisconsin and has total bank employment experience of 30 years. Mr. Beals was a founding board member and school director of the Wisconsin General Banking School and a founding board member and president of the District 1 Technical Foundation. Mr. Beals also served on the Financial Advisory Committee for the University of Wisconsin-Stout Foundation. He has experience as a director of the Menomonie, Wisconsin Industrial Development Corporation and several community and eleemosynary activities. He is currently active on several committees of Gateway Trinity Lutheran Church.

         Paul Dinger, Class I Director, is currently a citrus grower. He was formerly with Chemical Dynamics, Inc. for eight years. Prior to that he was with Chevron Chemical Co. for 22 years. Mr. Dinger has been a resident in the area since 1971. He is a graduate of Florida State University with a BS in Business Management. Mr. Dinger also has an active real estate brokers' license and is a certified general contractor. He is a member of the Eagles Aerie #3938 in Lehigh Acres and the Elks Lodge #1288 in Fort Myers.

         James D. Hull, Class III Director, will be the Chairperson of the Board of the bank and the holding company. He is the owner and president of AIM Engineering & Surveying, Inc. He is a licensed engineer, surveyor, general contractor, real estate broker, and appraiser. Mr. Hull was born and raised in agriculture, still having cattle, but has worked 40 years in the development field, and for the past 18 years has served as the CEO for AIM, a 150 employee engineering firm. He is the past chairman of the CE&I sub-committee for the Florida Institute of Consulting Engineers, and he is a member of FICE, Florida Engineering Society, Florida Society of Surveyors and Mappers, Appraisal Institute, National Association of Master Appraisers, the Board of Realtors, the American Congress on Surveying and Mapping.

         Lawrence J. Murphy, Class III Director, DVM, is a lifetime resident in Lee County (Fort Myers area since 1955) and received his BS at Florida State University and his doctorate from The University of Florida in 1982. Dr. Murphy is the President of The Animal Medical Center of Lehigh Acres, P.A., a full service small animal veterinary hospital that he and his wife, Beth Murphy, DVM built and opened in 1986. Nationally, Dr. Murphy belongs to the American Veterinary Medical Association and the American Animal Hospital Association. Locally, Dr. Murphy is actively involved with the Lehigh Acres Rotary Club (Past President 1993), the Humane Society of Lee county (current Board member, Past President 1991), and The Southwest Florida Community Foundation (currently on the Grants Advisory Committee).

         Brenda M. O'Neil, Class III Director, will be the President and CEO of the bank and the holding company. She is a seasoned banker with over 28 years experience in lending, operations, strategic planning, and marketing. Ms. O'Neil has held various positions with AmSouth Bank (and its predecessor Parkway Bank) including Senior Vice President, Chief Financial Officer, Investment Portfolio Manager, and Loan Operations Manager. Most recently, she served as Vice President of Consumer Banking and Regional Sales Manager following AmSouth's acquisition of Parkway. Ms. O'Neil was responsible for developing and implementing the bank's sales and service initiatives and played an active role in shifting the focus from a thrift to commercial bank.

         Micki J. Regas, Class III Director, has been President and CEO of Fleetwood Title, a Real Estate Title Insurance company since 1983. He is also President of Fleetwood Travel. Mr. Regas has a Title Insurance license as well as a General Contractor's license. He graduated as a junior in high school at the top of his class and went directly to Ohio State University in Columbus, Ohio. Mr. Regas relocated to Lehigh Acres and started Fleetwood Title. He has become well known in the local community as a member of FAITA (Florida
Association of Independent Title Agents), ASTA (American Society of Travel Agents), and AOPA (Airplane Owner and Pilot Association).

         Patricia A. Regas, Class II Director, has been Vice President of Fleetwood Title since 1983. She has a Real Estate Broker's license and a Title Insurance license. Ms. Regas has over 40 years of experience in the real estate industry, and she has taught real estate licensing courses for the State of Ohio for 5 years. Prior to moving to the Lehigh Acres area in 1981, Ms. Regas was the President of James Regas, Inc., a real estate holding company, for 25 years, and she was vice president of All-Ohio Realty, a real estate agency from 1956 until 1981. Ms. Regas has played an active role in several other family businesses including a hotel and a restaurant.

         Kenneth C. Wolfe, Class III Director, is the president and owner of Charles Wolfe & Sons of Florida, Inc., parent company of Data Storage Services, Data Recycling, and Data Mailroom Services. He is also President and owner of KPM Properties, Inc., a homebuilder in Lehigh Acres, Florida. Mr. Wolfe is active in the community where he serves as the Secretary on the Board of the Harry Chapin Food Bank and Director of the Recovery Ministry at McGregor Baptist Church. He has served in various capacities at the Salvation Army and he has coached CSA youth soccer and worked with youth sailing at the Edison Sailing Center. Mr. Wolfe attended Sullivan County College in upstate New York where he received a degree in business administration.

Exculpation and Indemnification

         The Florida Business Corporation Act authorizes a company to indemnify its directors and officers in certain instances against certain liabilities which they may incur by virtue of their relationship with the company. As permitted by the Florida Business Corporation Act, Lehigh Acres First National Bancshares's articles of incorporation contain a provision which, subject to certain limited exceptions, limits the liability of a director for any breach of duty as a director. There is no limitation of liability for:

o a violation of the criminal law, unless the director had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful;

o a transaction from which the director derived an improper personal benefit;

o liability imposed under Section 607.0834 (or any successor provision or redesignation thereof) of the Florida Business Corporation Act; or

o willful misconduct or a conscious disregard for the best interest of the company in a proceeding by the company, or a company shareholder.

In addition, if such act is amended to authorize further elimination or limitation of the liability of director, then the liability of each director shall be eliminated or limited to the fullest extent permitted by such provisions, as so amended, without further action by the shareholders, unless the law requires such action. The provision does not limit the right of the company or its shareholders to seek injunctive or other equitable relief not involving payments in the nature of monetary damages.

         Lehigh Acres First National Bancshares' bylaws provide that it shall indemnify each of its directors and officers to the fullest extent provided by law, and that indemnity will include advances for expenses and costs incurred during the course of a covered action.

         Our board of directors also has the authority to extend to officers, employees, and agents the same indemnification rights held by directors, subject to all of the accompanying conditions and obligations. The board of directors intends to extend indemnification rights to all of its executive officers.

Registered Securities - We do not currently have any class of securities registered pursuant to Section 12 of the Exchange Act.

Item 10.  Executive Compensation
--------------------------------

         The following table shows the cash compensation for the year ended December 1999 that we paid to Lloyd J. Weber, our former Chief Executive Officer and President, and to Brenda M. O'Neil, who was our Chief Financial Officer until February 2000, when she was appointed as our Chief Executive Officer and President. None of our other executives earned total annual compensation, including salaries and bonus, in excess of $100,000 in 1999.

                                                                Other Annual
Name and principal position      Year   Salary        Bonus     Compensation
---------------------------      ----   ------        -----     ------------

Lloyd J. Weber, President and    1999   $70,500       --        --
Chief Executive Officer (1999)

Brenda M. O'Neil,                1999   $12,000       --        --
Chief Financial Officer (1999)
President and Chief Executive
Officer (2000)

Employment Agreement

         We have entered into an employment agreement with Brenda M. O'Neil for a four-year term, which may be renewed for two consecutive one year periods and pursuant to which Ms. O'Neil will serve as the President, Chief Executive Officer, and director of Lehigh Acres First National Bancshares, Inc. and Lehigh Acres First National Bank. Ms. O'Neil will receive an annual salary of $96,000, plus her yearly medical insurance premium. Ms. O'Neil is eligible for an annual cash performance bonus equal to 5% of the bank's net income, not to exceed 25% of her annual salary, in the event specified bank performance goals are attained. Ms. O'Neil is also eligible to participate in any management incentive program of the bank or any long-term equity incentive program and will be eligible for grants of stock options and other awards under these plans. Upon the closing of the offering, or as soon thereafter as an appropriate stock option plan is adopted by the company, Ms. O'Neil will be granted options to purchase a number of shares of common stock equal to 3% of the number of shares sold in this offering. These options will vest over a three-year period and will have a term of ten years. Additionally, Ms. O'Neil will participate in the bank's retirement, welfare, and other benefit programs and is entitled to a life insurance policy and an accident liability policy, and reimbursement for automobile expenses, club dues, and travel and business expenses. Ms. O'Neil's employment agreement also provides that following termination of her employment and for a period of twelve months thereafter, she may not (a) engage in the business of banking within a thirty mile radius of the bank's offices, (b) solicit major customers of the bank for the purpose of providing financial services, (c) solicit employees of the bank for employment, or (d) disclose the names or addresses of the bank's customers to any other person or entity. This employment agreement will become effective on the date the Office of the Comptroller of the Currency grants permission to open the bank for business.

Director Compensation

         We do not intend to pay directors' fees until the bank is profitable. However, we reserve the right to pay directors' fees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The following table sets forth the number and percentage of outstanding shares of common stock beneficially owned as of the date of this prospectus by the organizers. This table also reflects the anticipated purchases by the organizers in the offering. We issued 12,000 shares to some of our current organizers prior to the offering at a price of $10.00 per share, the same price at which shares are being offered to the public. Information relating to the beneficial ownership of common stock is based upon "beneficial ownership" concepts described in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of each security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of common stock subject to currently exercisable options. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children, and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal. This table does not reflect warrants that will be granted to our organizers to purchase one share of common stock at $10.00 per share for each share purchased by the organizers in the offering.

                                                                                  Shares Anticipated to be Owned
                                             Shares Beneficially Owned                    Following
                                              Prior to the Offering                      the Offering
                                            --------------------------     --------------------------------------

                                                                                        Percentage     Percentage
                                                                                        of Minimum     of Maximum
Name of Beneficial Owner                     Number     Percentage         Number       Offering       Offering
------------------------                     ------     ----------         ------       --------       --------
Robert C. Bagans                              1,500        8.33%           10,000         1.67%          1.00%
Calvin Beals                                  1,500        8.33%           12,500         2.08%          1.25%
Paul Dinger                                   1,500        8.33%           10,000         1.67%          1.00%
James D. Hull (Chairperson)                   1,500        8.33%           20,000         3.33%          2.00%
Lawrence J. Murphy                            1,500        8.33%           10,000         1.67%          1.00%
Brenda M. O'Neil (CEO)                                                     20,000         3.33%          2.00%
Micki J. Regas                                1,500        8.33%           10,000         1.67%          1.00%
Patricia A. Regas                             1,500        8.33%           10,000         1.67%          1.00%
Kenneth C. Wolfe                              1,500        8.33%           12,500         2.08%          1.25%
All Executive  Officers and Directors as     12,000       66.67%          115,000        19.17%         11.50%
a group (9 persons)

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

Interests of Management and Others in Certain Transactions

         We expect to have banking and other transactions in the ordinary course of business with the organizers, directors, and officers and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such organizers, officers, or directors have a controlling interest, on substantially the same terms, including price, or interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risk of collectibility nor present other unfavorable features. Loans to individual directors and officers must also comply with the bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. We intend for all of our transactions with organizers or other affiliates to be on terms no less favorable than could be obtained from an unaffiliated third party and to be approved by a majority of our disinterested directors.

Consulting and Professional Relationships

     Brenda O'Neil is providing consulting and organizational services to us prior to the opening of the bank. Ms. O'Neil will receive a consultant fee of $6,500 per month until the Office of the Comptroller of the Currency grants permission to open the bank for business. We have entered into an employment agreement with Ms. O'Neil that will commence when the bank receives the authorization from the Office of the Comptroller of the Currency to open for business.

Management Relationships

     Micki J. Regas is the son of Patricia A. Regas.


Item 13.   Exhibits, List and Reports on Form 8-K
-------------------------------------------------

(a)      The following documents are filed as part of this report:

3.1. Articles of Incorporation (Incorporated by reference as exhibit 3.1 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

3.2. Bylaws (Incorporated by reference as exhibit 3.2 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

3.3. Assignment and Assumption Agreement dated June 21, 1999 between Lehigh Acres First National Bancshares, Inc. and Lehigh One Incorporated (Incorporated by reference as exhibit 3.3 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

4.1. See Exhibits 3.1 and 3.2 for provisions in Lehigh Acres First National Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (Incorporated by reference as exhibit 4.1 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

4.2. Form of certificate of common stock (Incorporated by reference as exhibit 4.2 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

5.1. Opinion Regarding Legality (Incorporated by reference as exhibit 5.1 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.1. Employment Agreement dated October 9, 1998 between Lehigh Acres First National Bancshares, Inc. and Lloyd J. Weber (Incorporated by reference as exhibit 10.1 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.2. Consulting Agreement dated January 16, 1999 between Lehigh One Incorporated and Lloyd J. Weber (Incorporated by reference as exhibit
         10.2 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.3. Consulting Agreement dated April 15, 1998 between Lehigh One Incorporated and Lloyd J. Weber (Incorporated by reference as exhibit
         10.3 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.4. Real Property Lease dated June 15, 1999 between Lehigh Acres First National Bank , as tenant, and John E. Morgan and Leona P. Morgan, husband and wife, as to an undivided one-half interest, and Elizabeth
         E. Culbreth, a single person, as to an undivided one-quarter interest, and Hazel M. Frantz, a single person, as to an undivided one quarter interest, all as landlord (Incorporated by reference as exhibit 10.4 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.5. Assignment and Assumption Agreement effectively dated July 1, 1999 between Lehigh Acres First National Bank, as assignee, and SouthTrust Bank, N.A., f/k/a First Federal Savings & Loan Association of DeSoto County, as assignor (Incorporated by reference as exhibit 10.5 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.6. Lease effectively dated June 1, 1980 between First Federal Savings & Loan Association of Desoto County, as tenant, and Lehigh Corporation, as landlord (Incorporated by reference as exhibit 10.6 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.7. Amended Form of Sales Agency Agreement between Lehigh Acres First National Bancshares, Inc. and Berthel Fisher & Company Financial Services, Inc. (Incorporated by reference as exhibit 10.7 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.8. Escrow Agreement dated June 15, 1999 between Lehigh Acres First National Bancshares, Inc. and Independent Bankers' Bank of Florida
         (Incorporated by reference as exhibit 10.8 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.9. Form of Data Processing Services Agreement, between Lehigh Acres First National Bancshares, Inc. and Marshall & Ilsley Corporation (Incorporated by reference as exhibit 10.9 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.10. Consulting Agreement dated March 18, 1998 between the Organizers and Directors of the Company and Bank Resources, Inc. (Incorporated by reference as exhibit 10.10 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.11. Legal Services Agreement dated June 26, 1998 between Lehigh Acres First National Bancshares and Kenneth K. Thompson (Incorporated by reference as exhibit 10.11 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.12.   Form of Stock Warrant  Agreement  (Incorporated by reference as exhibit
         10.12 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.13. Form of Subscription Agreement dated June 22, 1999 between Lehigh Acres First National Bancshares, Inc. and twelve of the original organizers (Incorporated by reference as exhibit 10.13 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.14. Line of Credit between Lehigh Acres First National Bancshares and the Independent Bankers' Bank Of Florida dated June 10, 1999 (Incorporated by reference as exhibit 10.14 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.15. Form of Escrow Agreement between Lehigh Acres First National Bancshares, Inc. and The Bankers Bank of Georgia (Incorporated by reference as exhibit 10.15 to the Company's Post Effective Amendment to their Registration Statement on Form SB-2, File No. 333-81551).

10.16. Employment Agreement dated March 3, 2000 between Lehigh Acres First National Bancshares, Inc., Lehigh Acres First National Bank, and Brenda
         M. O'Neil (Incorporated by reference as exhibit 10.16 to the Company's Post Effective Amendment to their Registration Statement on Form SB-2, File No. 333-81551).

10.17. Consulting Agreement dated December 15, 1999 between Lehigh Acres First National Bancshares, Inc. and Brenda M. O'Neil (Incorporated by reference as exhibit 10.17 to the Company's Post Effective Amendment to their Registration Statement on Form SB-2, File No. 333-81551).

10.18. First Amendment to Sales Agency Agreement between Lehigh Acres First National Bancshares, Inc. and Bethel Fisher Financial Services, Inc. (Incorporated by reference as exhibit 10.18 to the Company's Post Effective Amendment to their Registration Statement on Form SB-2, File No. 333-81551).

27.1.    Financial Data Schedule (for electronic filing purposes)

(b)      Reports on Form 8-K

         The company did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    LEHIGH ACRES FIRST NATIONAL BANCSHARES, INC.

Date:   March 28, 2000              By:  /s/ Brenda M. O'Neil
       --------------------------        --------------------
                                         Brenda M. O'Neil
                                         President and Chief Executive Officer


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brenda M. O'Neil, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                             Title                           Date
---------                             -----                           -----
/s/ Robert C. Bagans
---------------------------------
Robert C. Bagans                      Director                        March 28, 2000


/s/ Calvin H. Beals
---------------------------------
Calvin H. Beals                       Director                        March 28, 2000


/s/ Paul F. Dinger
---------------------------------
Paul F. Dinger                        Director                        March 28, 2000


 /s/ James D. Hull
---------------------------------
James D. Hull                         Director                        March 28, 2000


/s/ Lawrence J. Murphy, D.V.M.
---------------------------------
Lawrence J. Murphy, D.V.M.            Director                        March 28, 2000


/s/ Brenda M. O'Neil
---------------------------------
Brenda M. O'Neil                      Director, Chief Executive       March 28, 2000
                                      Officer and President
                                      (principal executive officer)
                                      (principal accounting officer)




/s/ Micki J. Regas
---------------------------------
Micki J. Regas                        Director                        March 28, 2000

/s/ Patricia A. Regas
---------------------------------
Patricia A. Regas                     Director                        March 28, 2000


 /s/ Kenneth C. Wolfe
---------------------------------
Kenneth C. Wolfe                      Director                        March 28, 2000



                                INDEX TO EXHIBITS

Exhibit
Number                     Description
-------                    -----------

3.1. Articles of Incorporation (Incorporated by reference as exhibit 3.1 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

3.2. Bylaws (Incorporated by reference as exhibit 3.2 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

3.3. Assignment and Assumption Agreement dated June 21, 1999 between Lehigh Acres First National Bancshares, Inc. and Lehigh One Incorporated (Incorporated by reference as exhibit 3.3 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

4.1. See Exhibits 3.1 and 3.2 for provisions in Lehigh Acres First National Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (Incorporated by reference as exhibit 4.1 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

4.2. Form of certificate of common stock (Incorporated by reference as exhibit 4.2 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

5.1. Opinion Regarding Legality (Incorporated by reference as exhibit 5.1 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.1. Employment Agreement dated October 9, 1998 between Lehigh Acres First National Bancshares, Inc. and Lloyd J. Weber (Incorporated by reference as exhibit 10.1 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.2. Consulting Agreement dated January 16, 1999 between Lehigh One Incorporated and Lloyd J. Weber (Incorporated by reference as exhibit
         10.2 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.3. Consulting Agreement dated April 15, 1998 between Lehigh One Incorporated and Lloyd J. Weber (Incorporated by reference as exhibit
         10.3 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.4. Real Property Lease dated June 15, 1999 between Lehigh Acres First National Bank , as tenant, and John E. Morgan and Leona P. Morgan, husband and wife, as to an undivided one-half interest, and Elizabeth
         E. Culbreth, a single person, as to an undivided one-quarter interest, and Hazel M. Frantz, a single person, as to an undivided one quarter interest, all as landlord (Incorporated by reference as exhibit 10.4 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.5. Assignment and Assumption Agreement effectively dated July 1, 1999 between Lehigh Acres First National Bank, as assignee, and SouthTrust Bank, N.A., f/k/a First Federal Savings & Loan Association of DeSoto County, as assignor (Incorporated by reference as exhibit 10.5 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.6. Lease effectively dated June 1, 1980 between First Federal Savings & Loan Association of Desoto County, as tenant, and Lehigh Corporation, as landlord (Incorporated by reference as exhibit 10.6 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.7. Amended Form of Sales Agency Agreement between Lehigh Acres First National Bancshares, Inc. and Berthel Fisher & Company Financial Services, Inc. (Incorporated by reference as exhibit 10.7 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.8. Escrow Agreement dated June 15, 1999 between Lehigh Acres First National Bancshares, Inc. and Independent Bankers' Bank of Florida
         (Incorporated by reference as exhibit 10.8 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.9. Form of Data Processing Services Agreement, between Lehigh Acres First National Bancshares, Inc. and Marshall & Ilsley Corporation (Incorporated by reference as exhibit 10.9 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.10. Consulting Agreement dated March 18, 1998 between the Organizers and Directors of the Company and Bank Resources, Inc. (Incorporated by reference as exhibit 10.10 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.11. Legal Services Agreement dated June 26, 1998 between Lehigh Acres First National Bancshares and Kenneth K. Thompson (Incorporated by reference as exhibit 10.11 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.12.   Form of Stock Warrant  Agreement  (Incorporated by reference as exhibit
         10.12 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.13. Form of Subscription Agreement dated June 22, 1999 between Lehigh Acres First National Bancshares, Inc. and twelve of the original organizers (Incorporated by reference as exhibit 10.13 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.14. Line of Credit between Lehigh Acres First National Bancshares and the Independent Bankers' Bank Of Florida dated June 10, 1999 (Incorporated by reference as exhibit 10.14 to the Company's Registration Statement on Form SB-2, File No. 333-81551).

10.15. Form of Escrow Agreement between Lehigh Acres First National Bancshares, Inc. and The Bankers Bank of Georgia (Incorporated by reference as exhibit 10.15 to the Company's Post Effective Amendment to their Registration Statement on Form SB-2, File No. 333-81551).

10.16. Employment Agreement dated March 3, 2000 between Lehigh Acres First National Bancshares, Inc., Lehigh Acres First National Bank, and Brenda
         M. O'Neil (Incorporated by reference as exhibit 10.16 to the Company's Post Effective Amendment to their Registration Statement on Form SB-2, File No. 333-81551).

10.17. Consulting Agreement dated December 15, 1999 between Lehigh Acres First National Bancshares, Inc. and Brenda M. O'Neil (Incorporated by reference as exhibit 10.17 to the Company's Post Effective Amendment to their Registration Statement on Form SB-2, File No. 333-81551).

10.18. First Amendment to Sales Agency Agreement between Lehigh Acres First National Bancshares, Inc. and Bethel Fisher Financial Services, Inc. (Incorporated by reference as exhibit 10.18 to the Company's Post Effective Amendment to their Registration Statement on Form SB-2, File No. 333-81551).

27.1.    Financial Data Schedule (for electronic filing purposes)