Form 10QSB
period 2000-03-31
LEHIGH ACRES FIRST NATIONAL BANCSHARES INC
filed 2000-05-22
CIK 1089109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31,2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period __________from to _________

                        Commission file number 333-81551

                  Lehigh Acres First National Bancshares, Inc.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Florida                                     65-0921046
-----------------------------         -----------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification No.)

 1300 Homestead Road N.
 Lehigh Acres, FL                                              33936
------------------------------------------                 --------------
(Address of principal executive offices)                    (Zip Code)

                                  941-368-1190
                            ------------------------
                               (Telephone Number)

                                 Not Applicable
                              -------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX   NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

18,000 shares of common stock, $.01 par value per share, issued and outstanding as of March 31, 2000.

Transitional Small Business Disclosure Format (check one):  YES    NO  XX
                                                               ---     ---

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

                  Lehigh Acres First National Bancshares, Inc.
                        (A Development Stage Corporation)

                                  Balance Sheet

                                 March 31, 2000
                                   (Unaudited)

                                     Assets

Cash                                                            $     4,922
Furniture & equipment, net                                            3,586
Deferred Registration costs                                         147,276
Other assets                                                         15,899
                                                                -----------
                                                                $   171,683

             Liabilities and Stockholders' Equity

Liabilities:
Notes payable                                                   $    83,064
Advances from organizers                                            255,628
Accounts payable                                                     33,298
Accrued expenses                                                     58,607
                                                                -----------
           Total liabilities                                        430,597
                                                                -----------

Stockholders' equity:
     Common stock, par value $.01, 10,000,000 shares
     authorized; 18,000 shares issued and outstanding               180,000
     Additional paid-in capital
     Deficit accumulated during the development stage              (438,914)
                                                                ------------

           Total stockholders' equity                              (255,914)
                                                                ------------

Total Liabilities and Stockholders' Equity                      $   171,683
                                                                ===========


See accompanying notes to financial statements.

                  Lehigh Acres First National Bancshares, Inc.
                        (A Development Stage Corporation)
                             Statement of Operations

                  For the Three Months Ended March 31,2000 and
                                  March 31,1999

                                              For the three-months ended March
                                                            31,
                                                   2000              1999
Revenues:
Interest Income                                $      --           $    261
                                               ---------           --------

Total                                                 --                261

Expenses:
Organizing consultant                          $      --             12,000
Temporary services                                 7,467                 --
Legal and Professional                                --                230
Rent Expense                                      20,625                 --
Utilities and telephone                            2,664                178
Organizational expenses                           26,925                 --
Interest and Loan Expense                          4,446                 --
Supplies Expense                                     517                 --
Insurance Expense                                     --              1,248
Advertising and Promotional                        1,058                 --
Miscellaneous other expenses                       5,333                 34

Total Expenses                                    69,035             13,690
                                               ---------           --------

Net (loss)                                     $ (69,035)          $(13,429)
                                               ----------          ---------

Basic (loss) per share




See accompanying notes to financial statements

                  Lehigh Acres First National Bancshares, Inc.
                        (A Development Stage Corporation)

                             Statement of Operations

                  For the Three Months Ended March 31, 2000 and the Period from April 14, 1998 (inception) to December 31, 1999

                                   (Unaudited)

                                            Three Months ended      Cumulative through
                                              March 31, 2000         December 31, 1999
Revenues:
--------
Interest income                             $           --                   2,896

      Total Revenues                                    --                   2,896
Expenses:
      Organizing Consultants                            --                 162,500
      Temporary Services                             7,467                  16,057
      Legal and Professional                            --                  12,623
      Rent Expense                                  20,625                  41,251
      Utilities and Telephone                        2,664                   6,893
      Organizational Expenses                       26,925                  71,087
      Interest and Loan Expense                      4,446                   5,405
      Supplies Expense                                 517                   7,707
      Insurance Expense                                 --                  11,617
      Advertising and Promotional                    1,058                   1,996
      Travel and entertainment                          --                   6,839
      Miscellaneous other expenses                   5,333                  28,800

           Total expense                            69,035                 372,775
                                              ------------              ----------
           Net loss                           $    (69,035)             $ (369,879)
                                              ------------              ----------
Net loss per share                            $     (3.84)              $  (20.55)
                                              ============              ==========



See accompanying notes to financial statements.

                  Lehigh Acres First National Bancshares, Inc.
                        (A Development Stage Corporation)

                             Statement of Cash Flows

                  For the Three months Ended March 31, 2000 and
                        the Year Ended December 31, 1999

                                   (Unaudited)

                                                                              Three Months ended       Year ended
                                                                                March 31, 2000      December 31, 1999

Cash flows from operating activities:
      Net loss                                                               $    (69,035)                 (214,266)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation                                                                          160                       746
Decrease (increase) in other assets                                                    --                   (12,988)
(Decrease) increase in accounts payable and accrued expenses                      (13,252)                 (100,347)
                                                                             -------------

                       Net cash used in operating activities                      (55,623)                 (326,855)
                                                                             -------------              ------------

Cash flows from investing activities:
Purchase of furniture and equipment                                                    --                    (4,492)
(Increase) in deferred registration costs                                              --                  (147,276)
                                                                                                        ------------

                       Net cash used in investing activities                           --                  (151,768)

Cash flows from financing activities:
Proceeds from issuance of common stock                                                 --                   179,000

                       Net cash provided by financing activities                   59,500                   428,192
                                                                             ------------               -----------

Net increase (decrease) in cash                                                     3,877                   (50,431)
Cash at beginning of period                                                         1,045                    51,476
Cash at end of period                                                        $      4,922               $     1,045
                                                                             ============               ===========

Supplemental disclosure of cash flow information:
      Interest paid                                                          $         --                     1,551
                                                                             ============               ===========






See accompanying notes to financial statements.

                  Lehigh Acres First National Bancshares, Inc.

                        (A Development Stage Corporation)
                          Notes to Financial Statements

(1)   Organization

      Lehigh Acres First National Bancshares, Inc. (in organization) (hereinafter, the "Company") was incorporated in the State of Florida on May 19, 1999 for the purpose of becoming a bank holding company with respect to a proposed de novo bank, Lehigh Acres First National Bank (the "Bank") to be located in Lehigh Acres, Florida. Prior to the formation of the Company, a group of organizers, on April 14, 1998, formed a separate company, Lehigh One, Inc., to be used as a tool to facilitate in the process of organizing and forming both the Company and the Bank. All assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by Lehigh One, Inc. from inception (April 14, 1998) have been transferred, by mutual agreement of the Boards of Directors of both Lehigh One, Inc. and the Company, to the Company. Accordingly, all financial transactions undertaken by Lehigh One, Inc. during 1998 and 1999 are reflected in the Company's financial statements as of March 31, 2000.

      On March 30, 1999, the Company received preliminary approval from the Office of the Comptroller of the Currency (the "OCC") to charter a bank, and on April 2, 1999, the Company received preliminary approval from the Federal Deposit Insurance Corporation (the "FDIC") to insure deposits up to $100,000 per depositor. The Federal Reserve Board (the "FRB") approved our application to form a bank holding company on August 13, 1999. When all regulatory applications are approved and the minimum stock sale is successfully completed, the Company will acquire 100 percent of the voting stock of the Bank by injecting a minimum of $5.0 million into the Bank's capital accounts.

      The Company is authorized to issue up to 10.0 million shares of its $.01 par value per share common stock ("Common Stock"). Each share is entitled to one vote and shareholders have no preemptive, cumulative voting or conversion rights. The organizers as a group capitalized the Company by acquiring 18,000 shares of the Company's Common Stock for an aggregate amount of $180,000. The organizers intend to purchase an additional 97,000 shares of the Company's Common Stock in the Offering. As of March 31, 2000, there were 18,000 shares of the Company's Common Stock issued and outstanding.

      The Company is also authorized to issue up to 10.0 million shares of its $.01 par value per share preferred stock. The Company's Board of Directors may, without further action by the shareholders, direct the issuance of preferred stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of March 31, 2000, there were no shares of the Company's preferred stock issued or outstanding.

      The Company's Articles of Incorporation and Bylaws contain certain provisions that might be deemed to have potential "anti takeover" effects. These certain provisions include: (i) provisions relating to meetings of the shareholders which limit who may call meetings and what matters will be voted upon; (ii) the ability of the Board of Directors to issue additional shares of authorized Common Stock and preferred stock without shareholder approval, thus retaining the ability to dilute any potential acquirer attempting to gain control by purchasing Company stock; (iii) a staggered Board of Directors, limiting the ability to change the members of the Board; and (iv) a provision that individuals affiliated with the Company's competitors may not qualify to serve on its Board.

      During 1999, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") offering for sale a minimum of 700,000 and maximum of 1,000,000 shares of its $.01 par value common stock (the "Offering"). The sales price for each share of Common Stock was $10.00. The above Offering was declared effective by the SEC on September 14, 1999. Because the Company was unable to sell a meaningful number of shares by December 31, 1999, the Company's Board of Directors undertook certain actions which resulted in changes in both its management team and the Company's Board's constituency. These changes were considered to be significant, requiring the refund of all funds raised in the Offering. Additionally, the Board of Directors filed a post effective amendment to the Registration Statement (the "Amendment") which, in addition to describing the changes in the Offering, included the Company's financial statements as of and for the periods ended December 31, 1999 and 1998. The Amendment was declared effective on March 23, 2000 and the Company has re-commenced selling activities. If the sale of the minimum (600,000) shares of Common Stock is not accomplished by the expiration date, as extended, all subscriptions will be canceled and all proceeds returned, with interest, to the subscribers. If the sale of the minimum (600,000) shares of Common Stock is accomplished in a timely manner, the Company will capitalize the Bank with at least $5.0 million immediately prior to commencement of banking operations.

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

      Proforma Net Loss Per Common Share

      Proforma net loss per common share was calculated by dividing net loss by the number (18,000) of common shares outstanding as of March 31, 2000.

                  Lehigh Acres First National Bancshares, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements, continued

(3)   Commitments and Related Party Transactions

      On June 10, 1999, the Company obtained a one-year, $250,000 line of credit ("LOC") at a floating rate of interest of prime less one percent. The LOC was obtained in order to fund pre-operating activities. As of March 31, 2000, the LOC has an outstanding balance of $83,064

      In connection with the Company's formation and organization of its subsidiary Bank, the Company has entered into three separate agreements with a bank consulting firm, a law firm and an accounting firm to assist ii in: (i) preparing and filing all organizational and incorporation papers; (II) preparing and filing applications with the bank regulatory authorities concerning the formation of a bank holding company and the organization of a Federally chartered bank; (III) preparing a Registration Statement on Form SB-2, including the financial audit and filing same with the Securities and Exchange Commission; and (iv) drafting of employment agreements, stock option plans and other matters relating to compensation. The aggregate cost of the above services is estimated to approximate $160,000 and may vary depending upon the degree of complexity and time spent on the above projects.

      The bank consulting firm mentioned above is 100% owned by a certain organizer of the Company. The agreement with the bank consulting firm estimates the cost of its services to approximate $35,000 plus out of pocket expenses. In addition, this organizer will receive options to purchase 3,000 shares of the Company's Common Stock. Each option will entitle the organizer to purchase one share of the Company's Common Stock for $10.00 per share. The options will be exercisable for a period of ten years from the date the Bank opens for business. In the event that (i) the minimum offering (600,000 shares) is not met, or (ii) the options are not awarded for any reason within six months after the Bank opens for business, the Company will compensate this organizer the amount of $4,200. From inception (April 14, 1998) through March 31, 2000, the bank consulting firm had been paid $37,551.

      The Company has entered into an agreement with Brenda O'Neil (CEO) to provide consulting and organizational services prior to the opening of the bank. Ms. O'Neil will receive a consultant fee of $6,500 per month until the Office of the Comptroller of the Currency grants permission to open the bank for business.

      The Company has entered into an employment agreement with Brenda M. O'Neil for a four-year term, which may be renewed for two consecutive one-year periods and pursuant to which Ms. O'Neil will serve as the President, Chief Executive Officer, and director of Lehigh Acres First National Bancshares, Inc. and Lehigh Acres First National Bank. Ms. O'Neil will receive an annual salary of $96,000, plus her yearly medical insurance premium. Ms. O'Neil is eligible for an annual cash performance bonus equal to 5% of the bank's net income, not to exceed 25% of her annual salary, in the event specified bank performance goals are attained. Ms. O'Neil is also eligible to participate in any management incentive program of the bank or any long-term equity incentive program and will be eligible for grants of stock options and other awards under these plans.

      The Company entered into two lease agreements with two unrelated parties. Both agreements cover the same facility from which the proposed Bank will operate. The first agreement obligates the Company to pay $6,486 for each of the initial eleven months beginning July 1, 1999 and $7,252 per month thereafter until May 31, 2005. The second agreement obligates the Company to pay $7,977 per month for five years beginning June 1, 2005 and $8,775 per month for five years beginning June 1, 2010. The second agreement also contains two five year options to renew. The first option, if exercised, obligates the Company to pay $9,652 per month beginning June 1, 2015. The second option, if exercised, obligates the Company to pay $10,618 per month beginning June 1, 2020. In addition to the monthly lease payments, the Company is obligated to pay sales tax, repairs and maintenance, insurance and property tax.

      A group of fourteen individuals advanced $210,000 to the Company in order the fund the Company's pre-operating expenses. These funds were advanced interest free. No imputed interest was charged to operations in the Company's financial statement as of and for the period ended March 31, 2000. Of the above advance of $210,000, on June 22, 1999, $180,000 was converted into 18,000 shares of the Company's common stock.

      Under an agreement dated June 26, 1998, an organizer was engaged to review certain contracts, leases and documents relevant to the organization of the Company. This organizer, upon a successful completion of the sale of at least the minimum Offering (600,000 shares), will receive the sum of $10,000 in consideration for services rendered. As of March 31, 2000, no accrual was recorded and no payments had been paid with respect to this agreement.

      Unaudited Interim Financial Statements

      The financial statements and related notes and schedules as of March 31, 2000 and 1999, and for the three and six month periods then ended are unaudited. However, the opinion of the Company's management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation of those financial statements have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-Looking Statements

      The following is a discussion of the Company's financial condition as of and for the period ending March 31, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "may, " "would," "could," "will," "expect", "anticipate", "believe," "intend," "plan," and "estimate," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Registration Statement (Registration Number 333-81551) as filed with and declared effective by the Securities and Exchange Commission.

      Financial Condition

      The  Company is in the  process of raising a minimum of  $6,000,000  in an initial public stock offering. When all regulatory applications are approved and the minimum stock sale is successfully completed, the Company will acquire 100 percent of the voting stock of the Bank by injecting a minimum of $5.0 million into the Bank's capital accounts. A group of fourteen individuals advanced $210,000 to the Company in order to fund the Company's pre-operating expenses. These funds were advanced interest-free. No imputed interest was charged to operations in the Company's financial statements as of and for the periods ended March 31, 2000 and December 31, 1999. Of the above advance of $210,000, on June 22, 1999, $180,000 was converted into 18,000 shares of the Company's common stock. At March 31, 2000, the Company had total assets of $171,683. The Company's liabilities at March 31, 2000 were $430,597 and consisted primarily of a note-payable line of credit and advances from organizers. The Company had a stockholder's deficit of $258,914 at March 31, 2000.

      The Company had a net loss of $69,035 for the three months ended March 31, 2000 and $369,879 cumulatively from inception through December 31, 1999, or a pro forma net loss of $20.55 per share for the quarter ended March 31, 2000 and $24.38 per share cumulatively since inception based on the actual shares of 18,000 which were outstanding as of March 31, 2000. This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included preparing and filing an application with the OCC and the FDIC to charted the Bank and to obtain deposit insurance, preparing an application with the Federal Reserve Board for approval of the Company to acquire the Bank, responding to questions and providing additional information to the OCC, the FDIC, and the Federal Reserve Board in connection with the application process, preparing a prospectus and filing a registration statement with the Securities and Exchange Commission (the "SEC"), selling the Company's common stock, meeting and discussions amount various organizers regarding preopening issues, hiring qualified personnel to work for the Bank, conducting public relation activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. Because the Company is in the organizational stage, it had no operations from which to generate revenues.

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

           (a)   Not applicable
           (b)   Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           There were no matters submitted to security holders for a vote during the three months ended March 31, 2000.

Item 5.    Other Information

            None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits - See attached Exhibit Index hereto.

           (b) No reports on Form 8-K were filed during the period ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEHIGH ACRES FIRST NATIONAL BANCSHARES
                                          CORPORATION



Date: May 22, 2000                     By: /s/  Brenda M. O'Neil
                                       -----------------------------------------
                                       Brenda M. O'Neil

                                       Chief Executive Officer and Principal
                                       Accounting Officer

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

3.1.     *Articles of Incorporation

3.2.     *Bylaws

3.3. *Assignment and Assumption Agreement dated June 21, 1999 between Lehigh Acres First National Bancshares, Inc. and Lehigh One Incorporated.

4.1. *See Exhibits 3.1 and 3.2 for provisions in Lehigh Acres First National Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock

4.2.     *Form of certificate of common stock

5.1.     *Opinion Regarding Legality

10.1. *Employment Agreement dated October 9, 1998 between Lehigh Acres First National Bancshares, Inc. and Lloyd J. Weber.

10.2. *Consulting Agreement dated January 16, 1999 between Lehigh One Incorporated and Lloyd J. Weber.

10.3.    *Consulting   Agreement   dated  April  15,  1998  between  Lehigh  One
         Incorporated and Lloyd J. Weber.

10.4. *Real Property Lease dated June 15, 1999 between Lehigh Acres First National Bank , as tenant, and John E. Morgan and Leona P. Morgan, husband and wife, as to an undivided one-half interest, and Elizabeth
         E. Culbreth, a single person, as to an undivided one-quarter interest, and Hazel M. Frantz, a single person, as to an undivided one quarter interest, all as landlord.

10.5. *Assignment and Assumption Agreement effectively dated July 1, 1999 between Lehigh Acres First National Bank, as assignee, and SouthTrust Bank, N.A., f/k/a First Federal Savings & Loan Association of DeSoto County, as assignor.

10.6. *Lease effectively dated June 1, 1980 between First Federal Savings & Loan Association of Desoto County, as tenant, and Lehigh Corporation, as landlord.

10.7.    *Amended  Form of Sales  Agency  Agreement  between  Lehigh Acres First
         National Bancshares, Inc. and Berthel Fisher & Company Financial Services, Inc.

10.8. *Escrow Agreement dated June 15, 1999 between Lehigh Acres First National Bancshares, Inc. and Independent Bankers' Bank of Florida.

10.9. *Form of Data Processing Services Agreement, between Lehigh Acres First National Bancshares, Inc. and Marshall & Ilsley Corporation.

10.10. *Consulting Agreement dated March 18, 1998 between the Organizers and Directors of the Company and Bank Resources, Inc.

10.11. *Legal Services Agreement dated June 26, 1998 between Lehigh Acres First National Bancshares and Kenneth K. Thompson.

10.12.   *Form of Stock Warrant Agreement

10.13. *Form of Subscription Agreement dated June 22, 1999 between Lehigh Acres First National Bancshares, Inc. and twelve of the original organizers.

10.14 *Line of Credit between Lehigh Acres First National Bancshares and the Independent Bankers' Bank Of Florida dated June 10, 1999.

10.15    *Form  of  Escrow   Agreement   between  Lehigh  Acres  First  National
         Bancshares, Inc. and The Bankers Bank of Georgia.

10.16 *Employment Agreement dated March 3, 2000 between Lehigh Acres First National Bancshares, Inc., Lehigh Acres First National Bank, and Brenda
         M. O'Neil.

10.17 *Consulting Agreement dated December 15, 1999 between Lehigh Acres First National Bancshares, Inc. and Brenda M. O'Neil.

10.18 *First Amendment to Sales Agency Agreement between Lehigh Acres First National Bancshares, Inc. and Bethel Fisher Financial Services, Inc.

10.19. * Form of Escrow Agreement between Lehigh Acres First National Bancshares, Inc. and The Bankers Bank.

23.1.    *Consent of Independent Public Accountants

23.2. *Consent of Nelson Mullins Riley & Scarborough, L.L.P. (appears in its opinion filed as Exhibit 5.1)

24.1. *Power of Attorney filed as part of the signature page to the Registration Statement

27.1     Financial Data Schedule (for electronic filing purposes)


---------------------------------
* Previously filed with the SEC on the Company's initial Registration Statement or Post Effective Amendment No. 1, Registration File No. 333-81551